Form 10QSB
period 1999-09-30
AXYN CORP
filed 1999-11-24
CIK 1092305

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999    COMMISSION FILE NO. 0-26967

                                AXYN Corporation

               COLORADO                                  954754179
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

                           2 GURDWARA ROAD, SUITE 208
                             NEPEAN, ONTARIO CANADA
                                     K2J 1A2

                                 (613) 727-2996
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           [x]   YES         [ ]    NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              COMMON STOCK            15,859,033 SHARES OUTSTANDING
           $0.0001 PAR VALUE             AS OF SEPTEMBER 30, 1999



Transitional Small Business Disclosure Format
(check one):  Yes [ ]   No [X]

                                AXYN CORPORATION





                               Filing Type: 10-QSB
                          Description: Quarterly Report
                         Filing Date: November 23, 1999
                        Period Ending: September 30, 1999

        Primary Exchange:     National Quotation Bureau "Pink Sheets"
                              Ticker: AXYN

                        AXYN CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED SEPTEMBER 30,1999

                                Table of Contents

PART I - FINANCIAL INFORMATION.......................................................4

   ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS....................................4
   CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF SEPTEMBER 30, 1999...................5
   CONSOLIDATED STATEMENT OF LOSS (UNAUDITED) AS OF SEPTEMBER 30, 1999...............6
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                AS OF SEPTEMBER 30, 1999 ............................................7
   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) AS OF SEPTEMBER 30, 1999.........8
   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ..........................................18

PART II - OTHER INFORMATION.........................................................25

   ITEM 1.      LEGAL PROCEEDINGS...................................................25
   ITEM 2.      CHANGES IN SECURITIES...............................................25
   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.....................................25
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.....................25
   ITEM 5.      OTHER INFORMATION...................................................25
   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................25
   SIGNATURES.......................................................................26
   FINANCIAL DATA SCHEDULE..........................................................27

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended September 30, 1999 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of operations and other financial information included elsewhere in this Form 10-QSB.


                             CONSOLIDATED FINANCIAL STATEMENTS
                             (U.S. dollars, U.S. GAAP)


                             AXYN CORPORATION



                             SEPTEMBER 30, 1999





PREPARED INTERNALLY BY MANAGEMENT

AXYN CORPORATION
Consolidated Balance Sheet (unaudited) as of September 30, 1999

                           CONSOLIDATED BALANCE SHEETS
                            (U.S. dollars, U.S. GAAP)

As at                                                         SEPTEMBER 30, 1999             June 30, 1999
                                                                              $                         $
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 13,856                         0
Accounts receivable [note 2]                                           1,182,143                 1,112,214
Income taxes recoverable                                                  11,212                    29,998
Inventories [note 3]                                                   1,080,769                 1,076,466
Prepaid expenses                                                         324,474                    45,173
----------------------------------------------------------------------------------------------------------
                                                                       2,612,454                 2,263,851
Fixed assets [note 4]                                                    227,180                   197,086
Intangible assets [note 5]                                             4,511,822                 4,160,760
Deferred charges                                                           1,532                    11,483
----------------------------------------------------------------------------------------------------------
                                                                       7,352,988                 6,633,180
==========================================================================================================
LIABILITIES
CURRENT LIABILITIES
Bank overdraft                                                                 0                    43,703
Bank loan [note 7]                                                       253,253                   170,882
Accounts payable                                                       1,559,795                 1,699,802
Unearned revenue                                                          18,044                    29,141
Note payable [note 6]                                                    616,500                   616,500
Shareholder loans [note 8]                                             1,559,139                   707,726
Current portion of long term debt                                         21,962                    29,282
----------------------------------------------------------------------------------------------------------
                                                                       4,028,693                 3,297,036
----------------------------------------------------------------------------------------------------------
Long term debt                                                             6,359                     6,359
----------------------------------------------------------------------------------------------------------

MINORITY INTEREST [note 6]                                                50,076                   159,430
----------------------------------------------------------------------------------------------------------
Commitments and contingencies [note 9]

STOCKHOLDERS' EQUITY
Common shares (September - 15,859,033 shares);
June 1999 - 15,429,033 shares [note 6,12]                                  1,585                     1,542
Series 1 Preference shares (September - 500,000 shares;
June 1999 - 500,000 shares) [note 6,12]                                      500                       500
Additional paid up capital                                             4,700,099                 4,270,142
Accumulated deficit                                                   (1,434,324)               (1,101,829)
----------------------------------------------------------------------------------------------------------
                                                                       3,267,860                 3,170,355
----------------------------------------------------------------------------------------------------------
                                                                       7,352,988                 6,633,180
==========================================================================================================

See accompanying notes

On behalf of the Board:



                    Director        [Signature illegible]

AXYN CORPORATION
Consolidated Statement of Loss (unaudited) as of September 30, 1999


             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                            (U.S. dollars, U.S. GAAP)


                                                     THREE MONTHS ENDED SEPTEMBER 30,            Year ended
                                                        1999                  1998              June 30, 1999
                                                            $                     $                     $
SALES                                                1,453,730                26,401               465,361
Cost of sales                                          879,216                     0               138,512
-------------------------------------------------------------------------------------------------------------
Gross profit                                           574,514                26,401               326,849
=============================================================================================================

OPERATING EXPENSES
Selling, general and administrative                    838,801               295,654             1,026,085
Amortization                                           132,917                     0                50,511
Financial expense                                       10,850                     0                20,532
Research and development                                35,465                     0                52,852
-------------------------------------------------------------------------------------------------------------
                                                     1,018,033               295,654             1,149,980
-------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                               (443,519)             (269,254)             (823,131)
Translation adjustment                                   1,670                     0                 5,008
Minority interest                                      109,354                     0                     0
=============================================================================================================
COMPREHENSIVE LOSS FOR THE PERIOD                     (332,495)             (269,254)             (818,123)

Basic and diluted loss per share [note 1]                (0.02)                (0.02)                (0.05)
-------------------------------------------------------------------------------------------------------------
Weighted average number of shares
outstanding [note 1]                                15,859,033            11,700,000            15,429,033
=============================================================================================================

See accompanying note

AXYN CORPORATION
Consolidated Statement of Changes in Stockholders' Equity (unaudited) as of September 30, 1999

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                            (U.S. dollars, U.S. GAAP)

                                                                    SERIES 1             PAR VALUE     PAID IN CAPITAL
                                                 COMMON             PREFERRED                $                $
----------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 24, 1998                             --                   --                                    --
----------------------------------------------------------------------------------------------------------------------
Issuance of shares:
 Private placement of shares                    8,072,367                   --               807              68,044
 Issued for services                            2,386,366                   --               239              78,876
 Acquisition of Monroe Group Inc.                  71,267                   --                 7               2,370
 Reverse take-over                              1,170,000                   --               117                (116)
 Shares subscriptions received
  in advance                                           --                   --                --             190,253
Loss                                                   --                   --                --                  --
----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                         11,700,000                   --             1,170             339,427
----------------------------------------------------------------------------------------------------------------------
Issuance of shares:
 Private placement of shares                      612,033                   --                61             728,035
 Acquisition of Burlington                        225,000                   --                22             365,603
 Acquisition of AXYN Tech.                      1,000,000              500,000               600             831,746
 Acquisition of Syscan                          1,300,000                   --               130           1,377,870
 Acquisition of Mobitech                          282,000                   --                28             298,892
 Acquisition of SIQ                               110,000                   --                11             116,589
 Acquisition of CDI                               200,000                   --                20             211,980
Loss                                                   --                   --                --                  --
----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                         15,429,033              500,000             2,042           4,270,142
======================================================================================================================
Issuance of shares:
 Private placement of shares                      430,000                   --                43             429,957
 Loss                                                  --                   --                --                  --
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                    15,859,033              500,000             2,085           4,700,099
======================================================================================================================


                                                                ACCUMULATED OTHER
                                               DEFICIT         COMPREHENSIVE LOSS         TOTAL
                                                  $                     $                   $
------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 24, 1998                           --                --                    --
------------------------------------------------------------------------------------------------

Issuance of shares:
 Private placement of shares                         --                --                68,851
 Issued for services                                 --                --                79,115
 Acquisition of Monroe Group Inc.                    --                --                 2,377
 Reverse take-over                                   --                --                     1
 Shares subscriptions received
  in advance                                         --                --               190,253
Loss                                           (287,011)              3,305            (283,706)
------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                         (287,011)              3,305              56,891
------------------------------------------------------------------------------------------------
Issuance of shares:
 Private placement of shares                         --                --               728,096
 Acquisition of Burlington                           --                --               365,625
 Acquisition of AXYN Tech.                           --                --               832,346
 Acquisition of Syscan                               --                --             1,378,000
 Acquisition of Mobitech                             --                --               298,920
 Acquisition of SIQ                                  --                --               116,600
 Acquisition of CDI                                  --                --               212,000
Loss                                           (823,131)              5,008            (818,123)
------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                       (1,110,142)              8,313           3,170,355
================================================================================================
Issuance of shares:
 Private placement of shares                         --                --               430,000
 Loss                                          (334,165)              1,670            (332,495)
------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                  (1,444,307)              9,983           3,267,860
================================================================================================

See accompanying notes

AXYN CORPORATION
Consolidated Statement of Cash Flows (unaudited) as of September 30, 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. dollars, U.S. GAAP)


                                                             JULY 1, 1999           Year ended
                                                           TO SEPTEMBER 30,          June 30,
                                                                 1999                  1999
                                                                   $                     $
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       (332,495)             (823,131)
Non-cash items:
  Amortization                                                  132,917                50,511
  Shares issued for services                                    430,000                    --
----------------------------------------------------------------------------------------------
                                                                230,422              (772,620)
Change in non-cash working capital
  Increase in accounts receivable                               (69,929)             (278,186)
  Increase in other working capital items                       (22,664)                4,803
  Increase in prepaid expenses                                 (279,301)               (1,056)
  Increase in accounts payable                                 (140,007)              169,343
----------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                              (281,479)             (877,716)
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition costs                                                   --               (225,000)
Increase in intangible assets                                  (437,976)                   --
Additions to fixed assets                                       (76,069)              (19,679)
----------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                              (514,045)             (244,679)
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Shareholder loans                                               851,413               203,413
Issue of common and preference shares                                --               728,096
----------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                           851,413               931,509
----------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           1,670                 5,008
----------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents             57,559              (185,878)
Cash and cash equivalents, beginning of period                  (43,703)              142,175
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         13,856               (43,703)
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: [note 13]

See accompanying notes

AXYN CORPORATION
Notes to Consolidated Financial Statements (unaudited) as of September 30, 1999

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS


These financial statements are the continuing financial statements of AXYN Corporation, which was incorporated on February 24, 1998 in the State of Colorado.

AXYN Corporation and its subsidiaries (see "Basis of Consolidation" below) are collectively referred to as the "Corporation".

These consolidated financial statements have been prepared by the Corporation in U.S. dollars and in accordance with accounting principles generally accepted ("GAAP") in the United States of America ("U.S.").

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the results for the period presented. Actual results could differ from these estimates.

The functional currency of the Corporation is the Canadian dollar. However, for reporting purposes, the Corporation has adopted the United States dollar as its reporting currency. Accordingly, the Canadian dollar balance sheets have been translated into United States dollars at the rates of exchange at the respective period ends, while transactions during the periods and share capital amounts have been translated at the weighted average rates of exchange for the respective periods and the rate of exchange at the date of the transaction, respectively. Gains and losses arising from these translation adjustments are included in comprehensive loss.


GOING CONCERN


The financial statements have been prepared by management in accordance with U.S. GAAP on a going concern basis. This presumes that funds will be available to finance ongoing operations and capital expenditures and permit the realization of assets at their carrying values and the payment of liabilities in the normal course of operations for the foreseeable future.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

BASIS OF CONSOLIDATION

These consolidated financial statements include the accounts of AXYN Corporation and its wholly owned subsidiaries AXYN Canada Corporation ("AXYN Canada"), Burlington Systems Integration Inc. ("Burlington"), AXYN Technologies Corporation ("AXYN Tech"), Le Group Mobitech Inc. ("Mobitech"), 9016-7230 Quebec Inc. ("CDI"), S.I.Q. (Service Internet Quebec) Inc. ("SIQ"), AXYN International Gmbh ("a Swiss company"), UNITRA-AXYN Sp. Z.o.o.("a Polish company") and Syscan International Ltd. ("Syscan") of which the Corporation owns a controlling interest of 57%. Intercompany transactions and balances have been eliminated. Acquisitions during the period have been accounted for using the purchase method.

The financial statements of the parent company and its subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year.

REVENUE

Revenues are generally recognized, upon shipment when all significant contractual obligations have been satisfied and collection is reasonably assured. Consulting and other service revenues are recognized at the time of performance or proportionately over the term of the contract, as appropriate. Software license revenues are recognized when delivered in accordance with all terms and conditions of the customers contracts.

CASH AND CASH EQUIVALENTS

Cash includes cash equivalents, which are investments that are generally held to maturity and have terms of three months or less at the time of acquisition. Cash equivalents typically consist of term deposits with major North American banks. The carrying amounts of cash and cash equivalents are stated at cost, which approximates their fair value.

INVENTORIES

Inventories are comprised principally of raw and finished goods and are stated at the lower of cost, on a first in first out basis, or net realizable value.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is calculated using the straight line method at the following fixed annual rates:

           ASSET                                   RATE
           Leasehold improvements                  20% or the term of
                                                   the lease if shorter
           Office furniture and equipment          20%
           Computer equipment and software         30%

INTANGIBLE ASSETS

Patent costs are recorded at cost. Related amortization is calculated by the straight-line method over a period of three years.

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred. The Corporation reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. Research costs are expensed as incurred.

Goodwill is recorded at cost. Related amortization is calculated using the straight-line method over a period of three to ten years. The Corporation evaluates the expected future net cash flows of the acquired business at each reporting date, and adjusts goodwill for any impairment.

INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws.

NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted average number of shares outstanding. In accordance with the rules of the Securities and Exchange Commission, any stock sold at a nominal value, as compared to the public offering, should be considered outstanding for all periods presented.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

SEGMENT INFORMATION

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Corporation identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Corporation believes it operates in a single business segment and adoption of this standard did not have a material impact on the Corporation's consolidated financial statements. Throughout fiscal 1999 and 1998 the Corporation had one reportable segment - computer software tools which the Corporation sells as part of the Corporation's consulting services.

Revenue is derived from the licensing of software and the provision of related services, which include product support, consulting and other services. The Corporation generally licenses software and provides services subject to terms and conditions consistent with industry standards. Revenue, expenses, assets and liabilities are substantially in Canada, with the exception of revenues generated in Europe by AXYN International, which amounted to $267,718 this quarter. The following information summarizes the quarterly results by organization:


--------------------------------------------------------------------------------------------------------------------------------
                        SALES     % OF     COST OF    % OF     GROSS     % OF     SG&A      % OF                      NET INCOME
ORG/SUBSIDIARY           USD      SALES     SALES     COGS     PROFIT      GP    EXPENSES    EXP.        OTHER          (LOSS)
--------------------------------------------------------------------------------------------------------------------------------
AXYN Canada          $  451,550     31%  $  231,214     26%  $  220,336    38%  $  175,378    20%     $    4,818      $   40,140
  Burlington Systems $   37,376      3%  $   34,196      4%  $    3,180     1%  $   25,740     3%     $      572      $  (23,132)
  Mobitech/SIQ/CDI   $  336,072     23%  $  211,254     24%  $  124,818    22%  $  108,345    12%     $    1,390      $   15,083
  Syscan             $  361,013     25%  $  226,969     26%  $  134,044    23%  $  372,636    43%     $  (93,634)     $ (144,958)
AXYN Technologies    $       --      0%  $       --      0%  $       --     0%  $    8,491     1%     $      296      $   (8,787)
AXYN International   $  267,718     18%  $  175,582     20%  $   92,136    16%  $   16,163     2%     $  120,971      $   74,922
================================================================================================================================
TOTALS               $1,453,729    100%  $  879,215    100%  $  574,514   100%  $  874,253   100%     $   34,413      $ (334,152)
================================================================================================================================


2. ACCOUNTS RECEIVABLE

Accounts receivable include no allowance for doubtful accounts.


3. INVENTORIES

                                   SEPTEMBER                   JUNE
                                      1999                     1999
                                          $                        $
--------------------------------------------------------------------------------
Raw materials                        444,638                  593,756
Work in progress                     129,639                   41,285
Finished goods                       506,492                  488,547
Valuation allowance                        0                  (47,122)
--------------------------------------------------------------------------------
                                   1,080,769                1,076,466
--------------------------------------------------------------------------------

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999


4. FIXED ASSETS

                                                  SEPTEMBER 1999                          JUNE 1999
                                         ------------------------------        ----------------------------
                                                            ACCUMULATED                         ACCUMULATED
                                            COST           AMORTIZATION          COST           AMORTIZATION
                                              $                 $                  $                  $
------------------------------------------------------------------------------------------------------------
Leasehold improvements                     17,626             13,238             17,626            12,935
Office furniture and equipment            178,744            107,455            134,703            79,892
Computer equipment and software           442,299            290,796            410,271           272,687
------------------------------------------------------------------------------------------------------------
                                          638,669            411,489            562,600           365,514
Accumulated amortization                 (411,489)                             (365,514)
------------------------------------------------------------------------------------------------------------
                                          227,180                               197,086
============================================================================================================


5. INTANGIBLE ASSETS

                           SEPTEMBER 1999                            JUNE 1999
                   ------------------------------           ---------------------------
                                     ACCUMULATED                           ACCUMULATED
                      COST          AMORTIZATION               COST        AMORTIZATION
                        $                 $                      $                 $
---------------------------------------------------------------------------------------
Goodwill           4,629,861           121,625              4,185,564          28,875
Patents                 6054             2,468                  6,026           1,955
---------------------------------------------------------------------------------------
                   4,635,915           124,093              4,191,590          30,830
---------------------------------------------------------------------------------------
                   4,511,822                                4,160,760
=======================================================================================

6. ACQUISITIONS

FISCAL 2000 ACQUISITIONS

On July 8, 1999, the Corporation completed the acquisition of 100% of the issued and outstanding shares of AXYN International GmbH and its wholly owned subsidiary UNITRA-AXYN Sp. Z.o.o., which provides Year 2000 products and services. The shareholders of AXYN International received $1 plus an assumption of their corporate liabilities. The shareholders of International may receive shares 1,000,000 common shares and 500,000 convertible preferred shares of AXYN Corp should they meet certain sales requirements by June 30, 2000. These shares have not been accounted for.

All of the acquisitions have been accounted for using the purchase method. Pro forma information has been provided for Syscan since the results of its operations is material. The results of the acquired companies have been consolidated with those of the Corporation as at their respective dates of acquisition.

Total consideration, including acquisition costs, was allocated based on fair values on the acquisition date for all companies.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

6. ACQUISITIONS (CONT'D)

                                       AXYN
                                  INTERNATIONAL
                                          $
-----------------------------------------------
Assets acquired
  Accounts receivable                 54,751
  Inventories                             --
  Other                               39,227
-----------------------------------------------
                                      93,978
Minority interest                         --
Liabilities assumed                 (535,627)
-----------------------------------------------
Net assets acquired                 (441,649)
Goodwill                             441,650
-----------------------------------------------
Purchase price                             1
-----------------------------------------------
Consideration
  Cash                                     1
  Note payable                            --
  Shares                                  --
-----------------------------------------------
                                           1
===============================================


7. BANK LOAN

The bank loan is available to Syscan on an overdraft or short term basis to a maximum of $220,300. Interest is determined at the time of borrowing based on the bank's prime plus 0.75%. The loan is secured by Syscan's trade receivables and inventory.

8. SHAREHOLDER LOANS

Shareholder loans are due upon demand and bear interest at Nation Bank's prime rate plus 2%. At any time the shareholders have the right to convert such loans to common stock at a value of $1.50 per share.

9. COMMITMENTS AND CONTINGENCIES

AXYN Corporation has entered into operating leases for premises, vehicles and computers. Future aggregate minimum payments under these leases are as follows:

                       $
-------------------------
2000               59,326
2001               39,171
2002               32,335
2003               28,800
2004               19,200

The senior officers of the Corporation have employment agreements which provide three years of severance upon termination for an aggregate of approximately $850,000.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

10. FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

The Corporation operates internationally in one business segment. The Corporation provides consulting services along with developing, marketing, and supporting computer software tools. The Corporation markets and supports these products both directly and through resellers. Sales to one major customer (the Canadian Government) comprise 27%, of the quarterly sales.

There is no material concentration of credit risk related to the Corporation's position in trade accounts receivable due to the Corporation's dispersion of its customer base. Credit risk, with respect to trade receivables, is minimized because of the Corporation's large customer base.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Corporation's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term loans, approximate the fair value due to their short maturities.

11. INCOME TAXES

The reported income tax provision differs from the amount computed by applying the US rate. The reasons for this difference and the related tax effects are as follows:

                                      SEPTEMBER              JUNE                JUNE
                                         1999                1999                1998
                                           $                   $                   $
---------------------------------------------------------------------------------------
Expected tax rate                          34.0%               34.0%               34.0%
Expected tax provision                 (150,000)           (425,000)            (96,000)
Foreign tax rate differences           (150,000)           (100,000)            (29,000)
Losses not recognized                   300,000             525,000             125,000
---------------------------------------------------------------------------------------
REPORTED INCOME TAX PROVISION                --                  --                  --
=======================================================================================

Deferred income taxes result principally from temporary differences in the financial and tax reporting. Significant components of the Corporation's deferred tax assets and liabilities as of June 30, 1999 are as follows:

                                                           SEPTEMBER               JUNE                  JUNE
                                                              1999                 1999                  1998
                                                                $                    $                     $
--------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating tax loss carryforwards                     1,040,000              840,000              125,000
  Research and development expense carryforwards             120,000              120,000                   --
  Fixed assets                                                20,000               20,000                   --
  Valuation allowance for deferred tax assets             (1,160,000)            (960,000)            (125,000)
--------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                       20,000               20,000                   --
==============================================================================================================

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. This estimate could change in the near term as future taxable income (loss) in the legal entities change.

As of June 30, 1999, the Corporation had tax loss carryforwards of approximately $2,100,000 available to reduce future years' income for tax purposes. These losses expire over 2000 to 2006. In addition, the Corporation's subsidiary has scientific research and experimental development expenditures of $300,000 available to reduce future years income for tax purposes.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                           (U.S. dollars, U.S. GAAP)
September 30, 1999

12. CAPITAL STOCK

                                                                                     SEPTEMBER          June
                                                                                        1999            1999
                                                                                          $               $
------------------------------------------------------------------------------------------------------------
Authorized
   30,000,000 common shares par value of $0.0001 per share, voting on the basis of one vote per share
   1,000,000 Series 1 preference shares par value of $0.001 per share, voting on the basis of three votes per share, convertible at anytime after December
     31, 2003 into common shares on the basis of three common shares for each preference shares
Issued and outstanding
     Common shares                                                                     1,585           1,542
     Series 1 Preferred shares                                                           500             500
------------------------------------------------------------------------------------------------------------
                                                                                       2,085           2,042
============================================================================================================

Shares issued for services have been valued at the fair value of the services provided unless that value cannot be reasonably determined in which case the trading price of the shares is used.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)
September 30, 1999

13. CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION

                                             SEPTEMBER               June
                                                1999                  1999
                                                  $                     $
---------------------------------------------------------------------------

  Interest                                         --                    --
  Taxes                                            --                    --
  Shares issued for services                  430,000                    --
  Shares issued for acquisitions                   --             2,316,083
---------------------------------------------------------------------------

ACQUISITIONS

                                            FIRST QUARTER             Total
                                                2000                  1999
                                                  $                     $
----------------------------------------------------------------------------
Cash acquired                                  21,909                11,012
Total net assets acquired other than cash     (21,908)            4,058,979
Total purchase price                                1             4,069,991
Less: cash acquired                           (21,909)              (11,012)
Less: non-cash consideration paid              21,908            (3,844,991)
----------------------------------------------------------------------------
Cash paid net of cash acquired                 21,909               213,988
============================================================================


14. NEW ACCOUNTING PRONOUNCEMENTS

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. During March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", ("SOP 98-4"). SOP 98-4 defers for one year the limitation of what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement, a requirement to recognize revenue for elements delivered early in the arrangement. Effective June 1, 1998, the Corporation has adopted SOP 97-2 and the adoption is not expected to have a material impact on the Corporation's consolidated results of operations, financial position or cash flows.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This Statement is effective for fiscal years beginning after June 15, 2000, which is the year beginning July 1, 2000 for the Corporation. Prior periods should not be restated. The Corporation does not expect the adoption of this Statement to have a material impact on its results of operations or financial position.

15. COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the presentation adopted in fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning the Company's expectations of future sales revenues, gross profits, technology development, sales and marketing, and administrative expenses, product introductions, cash requirements and Year 2000 compliance, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers, all of which constitute significant risks, There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

Overview

AXYN Corporation ("AXYN") is a Colorado corporation which owns 100% of the outstanding shares of AXYN Canada Corporation ("ACC"), a Canadian corporation, AXYN Technologies Corporation ("ATC"), a Delaware corporation, UNITRA-AXYN Sp. z.o.o. ("Unitra"), a Polish corporation, and AXYN International GmbH ("AI"), a Swiss company which are engaged in the development, marketing, sales and delivery of services for information, technology and communications solutions developed for the mobile communications and computing sector, public safety and security, logistics, sales of Y2K products and services in Canada, Europe and the United States. AXYN, ACC, ATC, Unitra and AI are hereafter referred to collectively as the "Company".

The Company's Common Stock currently trades on the National Quotation Bureau "Pink Sheets." under the symbol "AXYN". The Company's corporate mailing address is AXYN Corporation, 2 Gurdwara Road, Suite 208, Nepean, Ontario, Canada K2E 1A2. Its telephone number is (613) 727-2996 and its fax number is (613) 727-3481.

AXYN operates as a solutions company that brings core technology (Intellectual Property or "IP") that it owns or controls and information technology, engineering and management services together to provide a comprehensive solution to customer requirements. The solutions company that AXYN is building is based on its intellectual property and the establishment of the capability to market, sell and deliver comprehensive solutions to clients around the world with its IP at the core of each solution. With this model AXYN is positioned in its selected markets to establish relationships with clients. Resellers, integrators and consultants are used to extend AXYN's reach and supplement its capability.


Results of operations for the three months ended September 30, 1999

All figures reported in the enclosed September 30, 1999 first quarter report are stated in US dollars. AXYN prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States.

FINANCIAL RESULTS:

SELECTED FINANCIAL DATA

For the first quarter ending September 30, 1999 the Company incurred a loss of $332,495 or $0.02 per share as compared to a loss of $269,254 or $0.02 per share for the quarter ended September 30, 1998. The loss for Q1 Fiscal 2000 is a result of start-up costs for equipment, furniture and space associated with hiring additional staff to complete Year 2000 contract work and additional costs associated with the initial start-up and redirection of recent acquisitions. The company is continuing to invest in such costs in anticipation of additional contracts and changing our business model to other non-year 2000 related businesses. Quarter-over-quarter the Company has had significant fluctuations in assets and liabilities as a result of the acquisitions completed on June 30, 1999 and reflected in the first quarter results reported herein.


Set forth below are selected financial data for the Company.

                                      3 Months Ended         Year Ended
                                      Sept. 30, 1999        June 30, 1999
Net Sales                              $ 1,453,730           $   465,361
Income (loss) from operations         ($   332,495)         ($   818,123)
Loss per share                               (0.02)                (0.05)
Total Assets                           $ 7,352,988           $ 6,633,180
Total Current Assets                   $ 2,612,454           $ 2,263,851
Long Term Liabilities                  $     6,359           $     6,359
Cash Dividends                         $         0           $         0


RESULTS OF OPERATIONS

Set forth below are key financial data on the Company's operations showing consolidated results for the first quarter of fiscal 1999 and 1998 respectively.



                                       3 Months Ended        3 Months Ended          Year Ended
                                       Sept. 30, 1999        Sept. 30, 1998         June 30, 1999
Revenue                                  $ 1,453,730           $    26,401           $   465,361
Cost of Sales                            $   879,216           $         0           $   138,512
Gross Profit                             $   574,514           $    26,401           $   326,849
Selling, G&A and Other expenses          $   838,801           $   295,654           $ 1,026,085
Net Loss (Basic and Diluted)            ($   332,495)         ($   269,254)         ($   823,131)
Loss per share                                 (0.02)                (0.02)                (0.05)

REVENUES

Revenues increased to $1,453,730, including the effects of all acquisitions for the period, over sales of $26,401 during the previous period. Revenues during the three month period ended September 30, 1999 included $410,000 from services provided in the delivery of contingency reports on mission critical buildings of the Canadian government, coast-to-coast under the "Standing Offer" supply contract with the Canadian Government, Syscan contributed $240,000 in revenue from the sale of ruggedized mobile printers, sales of $295,000 of video conferencing products in North Quebec and $276,500 in services provided by Unitra-AXYN in support of their Year 2000 clients. In 1998, revenues were generated from AXYN Technologies Y2K embedded services contract with the World Bank and reflected that the company was primarily focused on the development of products for the Year 2000 at that time.

COST OF SALES

Cost of sales during the period were $879,216, which included $222,159 for Syscan. The consolidated cost of sales increased from $0 in 1998 as a result sales from the Company's year 2000 efforts during the period. The cost of sales includes direct costs associated with selling Y2K software items and direct costs of labor to deliver Y2K embedded systems consulting services. In the case of Syscan the cost of sales reflects a gross margin of 37.1 % on sales of mobile solutions and mobile printers.



SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses consist primarily of costs associated with the accounting and human resources needs, professional expenses, leasing of facilities, insurance, legal, depreciation expenses, and payroll. The General and Administrative expenses for the first quarter were $838,801 over $295,654 in the previous period ending September 30. 1998. The Company was in start-up mode in fiscal 1998 and the results reflect costs for its initial operations. In the current quarter costs increased as a result of the Company having additional staff from recent acquisitions, the associated increase in benefits, hiring additional staff in pursuit new contracts, additional costs for equipment, space and increased demand for supplies and other operating costs items to support the growth. AXYN Canada has incurred increased costs associated with the hiring, start-up and training costs to prepare staff working on the delivery of contingency reports on mission critical buildings for the Canadian government supply contract.

Sales and Marketing expenses consist primarily of hiring sales staff, web site development, marketing materials, e.g., brochure development and printing costs, and hiring marketing staff.

RESEARCH AND DEVELOPMENT

The Company has reduced its research and development projects in Fiscal 2000 and is supporting Syscan International's efforts to develop new mobile communication products and enhancements to the ZFP family of mobile printers. During the first quarter, Syscan successfully demonstrated the ZFP-3 product which includes superior print speeds, fast data transfer rates and improved electronics. It is expected that the ZFP-3 Series of printers will be ready for market in Q3 of Fiscal 2000. Syscan incurred R&D costs of $35,465 during the first quarter. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred. Research costs are expensed as incurred. The Company reassesses whether it has met relevant criteria for deferral and amortization at each reporting date.

GOODWILL

The Company incurred additional Goodwill of $441,649 during the period associated with the acquisition of AXYN International GmbH and Unitra-AXYN Sp. z.o.o. Goodwill is the difference between the price the Company paid for each acquisition less the fair value of the identified assets purchased. In determining the basis of valuation the Company has determined that no proprietary technology has been acquired for AXYN International. Goodwill arising from acquisitions will be amortized over a 3 to 10 year period.

CAPITAL RESOURCES

In the first quarter of fiscal 2000, the Company used $281,479 in its operations and invested $514,045 in acquisitions and the purchase of fixed assets. The Company had an opening cash position of ($43,703) and raised $851,413 from additional shareholder loans. At September 30, 1999 the Company had a cash balance of $13,856. As noted earlier the Company has funded its operations primarily through sales of Year 2000 products and services, systems integration product and services sales, mobile printer sales, private sales of equity securities, and loans from shareholders.

LIQUIDITY

The Company has principal liquid resources, comprising cash, receivables and inventory of $2,276,768 as of September 30, 1999.

Depending on the amount and timing of future sales and receipts, the Company will seek to raise additional capital during FY2000. The Company will be seeking a listing on the NASDAQ Bulletin Board market when it satisfies all requirements of The NASDAQ Stock Market, Inc.

The Company will address the issue of funding for the various business units acquired in subsequent business plans. Different and varied approaches will be adopted as needs vary and the nature of the business units will vary.

Syscan has an established line of credit and the Company has set a number of short-term objectives for Syscan. These include the hiring of a new President and CEO, hiring a Chief Operations Officer, additional sales staff and an upgrade to internal reporting systems. Syscan has a good order backlog in excess of $1,500,000 and will establish contract and inventory financing programs to fund operations.

IMPACT OF ACQUISITIONS

On July 8, 1999, the Corporation completed the acquisition of 100% of the issued and outstanding shares of AXYN International GmbH and its wholly owned subsidiary UNITRA-AXYN Sp. z.o.o., which provides Year 2000 products and services to clients throughout Poland. The shareholders of AXYN International received $1 plus an assumption of their corporate liabilities. The shareholders of International may receive 1,000,000 common shares and 500,000 convertible preferred shares of AXYN Corporation should they meet certain sales requirements by March 31, 2000. These shares have not been accounted for. The operating results for AXYN International GmbH and UNITRA-AXYN Sp. z.o.o.have been included in the consolidated financial statements.

U.S. GAAP VERSUS CANADIAN GAAP RELATING TO SYSCAN INTERNATIONAL

The acquisition of Syscan International, a Canadian manufacturing, research and development company resulted in the Company reporting Syscan results under US GAAP accounting rules. In Canada, some costs associated with R&D can be capitalized as Deferred Charges on the Balance Sheet showing as an asset on the financial statements and expensed over a period of time. Under US GAAP, these costs are expensed immediately thus materially changing the interpretation of the Syscan results depending on which country's GAAP rules are being applied. The net effect is that approximately $35,465 of R&D was expensed resulting in an increase in the net loss reported for Syscan under US GAAP.

DESCRIPTION OF SECURITIES

COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value. Each share of Common Stock is entitled to share pro rata in dividends and distributions, if any, with respect to the Common Stock when, as and if declared by the Board of Directors from funds legally available therefore, subject to the preferential rights of holders of shares of any series of outstanding Preferred Stock. The Company has never paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. No holder of Common Stock has any preemptive right to subscribe for any securities of the Company. Upon liquidation, dissolution or winding up of the Company, each share of the Common Stock is entitled to share ratably in the amount available for distribution to holders of Common Stock. All shares of Common Stock presently outstanding are fully paid and nonassessable.

Each holder of Common Stock is entitled to one vote per share with respect to all matters that are required by law to be submitted to shareholders. Shareholders are not entitled to cumulative voting in the election of directors. Accordingly, the holders of more than 50% of the shares voting for the election of directors can elect 100% of the directors if they choose to do so; and, in such event, the holders of the remaining shares voting for the election of the directors will be unable to elect any person to the Board of Directors.

The Common Stock is subject to any Preferred Stock issued by the Company. The terms of the Preferred Stock are described below. As of September 30, 1999, the Company had issued and outstanding 15,859,033 shares of Common Stock.

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.001 per share. The Board of Directors is authorized to divide the Preferred Shares into series and to fix and determine the relative rights and preferences of the series. These rights and preferences include the rate, preference, and cumulative nature of dividends, terms and conditions of redemption, if any, amounts payable upon voluntary and involuntary liquidation, sinking funds, if any, conversion rights, if any, voting rights, if any, and other rights and preferences. The shares of common stock are subject to the rights and preferences of the preferred stock.

The Company has authorized 1,000,000 shares of Series 1 Preferred Stock and has issued 500,000 shares Series 1 of Preferred Stock associated with the purchase of AXYN Technologies Corporation. The Company has reserved 1,500,000 shares of Common Stock for the conversion of the Series 1 Preferred Stock. Each share of preferred stock is convertible into three shares of Common Stock of the Company. The Preferred Shares are entitled to receive dividends on the same basis as shares of Common Stock on an as, if, and when declared basis, except that each share of Preferred Stock shall received three times the amount of each share of Common Stock. Upon liquidation, the Preferred Shares are entitled to receive distributions on the same basis as shares of Common Stock, except that each share of Preferred Stock shall receive three times the amount of each share of Common Stock. The Preferred Stock shall have the same voting rights as the Common Stock, except that each share of Preferred Stock shall have three votes. The shares of Series 1 Preferred Stock are not convertible prior to December 31, 2003.

MARKET PRICE OF COMMON EQUITY

The Company's Common Stock, par value $.0001 per share, is not eligible for listing on the NASDAQ system; however, the Company's Common Stock is traded on the National Quotation Bureau "Pink Sheets." Subsequently, on October 5, 1999 the Company's Form 10-SB became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The Company continues to prepare additional responses to comments raised by the SEC on the Company's Form 10-SB.

Once these comments have been cleared, the Company will apply for trading on the NASDAQ Bulletin Board.

The following table sets forth the high and low bid prices for the Company's Common Stock since the beginning of the fiscal year 1998. The quotations reflect inter-dealer prices, with no retail mark-up, markdown or commissions, and may not represent actual transactions. The information presented has been derived from National Quotation Bureau, Inc.

From             To       High Sales Price     Low Sales Price     Volume
                                 $                    $
Jan'98         Mar'98             N/A                N/A              N/A
Apr'98         Jun'98             N/A                N/A              N/A
July'98        Sept'98          2.750              0.375           47,500
Oct'98         Dec'98           2.625              1.125          780,900
Jan'99         Mar'99           2.625              0.875          810,100
Apr'99         Jun'99           1.625              0.750          482,200
Jul'99         Sept'99          1.25               0.25           351,700


On September 30, 1999, the last reported bid and asked prices for the Common Stock were $0.25 and $0.25, respectively.

The Company has never declared a dividend on its Common Stock, and it is anticipated that any earnings, which might be available for distribution as Common Stock dividends, will be retained for the Company's operations for the foreseeable future. The transfer agent for the Company's Common Stock is Corporate Stock Transfer located at Republic Plaza, 370 17th Street, Suite 2350, Denver, Colorado 80202-4614, USA Ph: (303) 595-3300 Fax: (303) 592-8821.

YEAR 2000 COMPLIANCE

The Company has established a formal program to address any potential Y2K compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company is currently reviewing all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for Y2K compliance. Substantially all of the Company's internally developed products have been designed and tested to satisfy the Company's Y2K specifications.

The Company is currently reviewing the status of its distributors, resellers and vendors with regards to Y2K compliance. The cost of the Company's Y2K compliance program is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's Y2K compliance program is not successful, or its distributors, resellers or vendors are unable to resolve their Y2K compliance issues in a timely manner.

The Company has purchased or procured its essential equipment, software, systems, and inventory within the past 18 months. The Company has sought and received confirmation from its key third-party suppliers and vendors that the hardware, software, products, and services furnished by these vendors are Y2K compliant. In addition, the vendors of the Company's own internal network, computers, accounting, and other systems have assured the Company that their products are Y2K compliant.

The worst case for the Company with respect to Y2K compliance would be the failure of common services such as electrical supply, water supply, data or voice communications or other common services that may disrupt the Company's ability to provide services and products. For the Company, the consequences could be that customers will refuse to pay for the Company's services and products and the Company will suffer a decline in revenues. Costs would go up as the Company would seek to mitigate its problems. The Company could lose its goodwill, reputation for reliability, and some or its entire customer base.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           N/A


Item 2.    Changes in Securities
           N/A


Item 3.    Defaults Upon Senior Securities
           N/A


Item 4.    Submission of matters to a Vote of Shareholders
           N/A


Item 5.    Other Information
           N/A


Item 6.    Exhibits and Reports on Form 8-K

                                 EXHIBIT INDEX

Number              Description                                                      Page
------              -----------                                                      ----
(2)                 None
(3)(i)       a.     Articles of Incorporation, incorporated by reference from Form
                    10-SB filed on August 6, 1999

             b. Amendment one to Articles of Incorporation, incorporated by reference from Form 10-SB filed on August 6, 1999

             c. Amendment two to Articles of Incorporation, incorporated by reference from Form 10-SB filed on August 6, 1999

             d. Amendment three to Articles of Incorporation, incorporated by reference from Form 10-SB filed on August 6, 1999

(3)(ii)      a.     Bylaws, incorporated by reference from Form 10-SB filed on
                    August 6, 1999

(10)         a.     LE GROUPE MOBITECH INC. Share Purchase Agreement, incorporated by reference from Form 10-SB filed on August 6, 1999

             b.     PROFIL CDI MULTIMEDIA INC. Share Purchase Agreement,
                    incorporated by reference from Form 10-SB filed on August 6,
                    1999

             c.     S.I.Q. (SERVICE INTERNET QUEBEC) INC. Share Purchase
                    Agreement, incorporated by reference from Form 10-SB filed on August 6, 1999

             d.     Department of Public Works and Government Services (DPWGS) -
                    Standard Terms and Conditions, incorporated by reference from Form 10-SB filed on August 6, 1999

             e.     Department of Public Works and Government Services -
                    Standing Offer and Call-up Authority, incorporated by reference from Form 10-SB filed on August 6, 1999

             f. Scott Feagan Employment Agreement, incorporated by reference from Form 10-SB filed on August 6, 1999

             g. Robert Bell Employment Agreement, incorporated by reference from Form 10-SB filed on August 6, 1999

             h.     Form of promissory note in favor of certain directors,
                    incorporated by reference from Form 10-SB filed on August 6,
                    1999

             i.     MPT MILLENNIUM PATENT TECHNOLOGIES CORPORATION LIMITED
                    Distribution Agreement, incorporated by reference from Form
                    10-SB filed on August 6, 1999

             j.     MPT MILLENNIUM PATENT TECHNOLOGIES CORPORATION LIMITED
                    License Agreement, incorporated by reference from Amendment
                    No. One to Form 10-SB filed on September 7, 1999

             k.     Burlington Systems Integration Inc. Share Purchase
                    Agreement, incorporated by reference from Form 10-SB filed on August 6, 1999

             l.     Syscan International Inc. Share Purchase Agreement,
                    incorporated by reference from Form 10-SB filed on August 6,
                    1999

             m.     Axyn Technologies Corporation Share Purchase Agreement,
                    incorporated by reference from Form 10-SB filed on August 6,
                    1999

             n.     Valuation of shares of Axyn Technologies Corporation,
                    incorporated by reference from Form 10-SB filed on August 6,
                    1999

(11)                None
(15)                None
(18)                None
(19)                None
(22)                None
(23)                None
(24)                None
(27)         a.     Financial Data Schedule
(99)                None

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 22, 1999



AXYN Corporation

(Registrant)


/s/ SCOTT FEAGAN
---------------------------

Scott Feagan, President