Form 10QSB
period 1999-12-31
AXYN CORP
filed 2000-04-06
CIK 1092305

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999     COMMISSION FILE NO.

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

      CLASS A COMMON STOCK                    16,425,533 SHARES OUTSTANDING
        $0.0001 PAR VALUE                        AS OF DECEMBER 31, 1999

                                AXYN CORPORATION





                               Filing Type: 10-QSB
                          Description: Quarterly Report
                         Filing Date: February 21, 2000
                        Period Ending: December 31, 1999

            Primary Exchange: National Quotation Bureau "Pink Sheets"
                              Ticker: AXYN

                        AXYN CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1999

                                Table of Contents

PART I - FINANCIAL INFORMATION...........................................................4

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS..............................................4
  CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF DECEMBER 31, 1999.........................5
  CONSOLIDATED STATEMENT OF LOSS (UNAUDITED) AS OF DECEMBER 31, 1999.....................6
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) AS OF
  DECEMBER 31, 1999......................................................................7
  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) AS OF DECEMBER 31,1999................8
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS............................................................................17
  OVERVIEW..............................................................................17

THE COMPANY DID NOT EXPERIENCE ANY ADVERSE RESULTS FROM Y2K FAILURES TO DATE............22


PART II - OTHER INFORMATION.............................................................23

  ITEM 1. LEGAL PROCEEDINGS.............................................................23
  ITEM 2. CHANGES IN SECURITIES.........................................................23
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................23
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...............................23
  ITEM 5. OTHER INFORMATION.............................................................23
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................23
  SIGNATURES............................................................................24
  FINANCIAL DATA SCHEDULE...............................................................25

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended December 31, 1999 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of operations and other financial information included elsewhere in this Form 10-QSB.





                        CONSOLIDATED FINANCIAL STATEMENTS
                        (U.S. dollars, U.S. GAAP)


                        AXYN CORPORATION



                        DECEMBER 31, 1999





PREPARED INTERNALLY BY MANAGEMENT

AXYN CORPORATION
Consolidated Balance Sheet (unaudited) as of December 31, 1999

                           CONSOLIDATED BALANCE SHEETS
                            (U.S. dollars, U.S. GAAP)

As at                                            DECEMBER 31, 1999   June 30, 1999
                                                            $               $
----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                446,967               0
Accounts receivable [note 2]                           1,705,805       1,112,214
Income taxes recoverable                                  13,239          29,998
Inventories [note 3]                                     808,419       1,076,466
Prepaid expenses                                         189,068          45,173
----------------------------------------------------------------------------------
                                                       3,163,498       2,263,851
Fixed assets [note 4]                                    213,007         197,086
Intangible assets [note 5]                             4,394,916       4,160,760
----------------------------------------------------------------------------------
Deferred charges                                               0          11,483
                                                       7,771,421       6,633,180
==================================================================================

LIABILITIES
CURRENT LIABILITIES
Bank overdraft                                                 0          43,703
Bank loan [note 7]                                       220,439         170,882
Accounts payable                                       1,868,914       1,699,802
Unearned revenue                                         113,917          29,141
Note payable [note 6]                                          0         616,500
Shareholder loans [note 8]                             1,383,954         707,726
Current portion of long term debt                              0          29,282
----------------------------------------------------------------------------------
                                                       3,587,224       3,297,036
----------------------------------------------------------------------------------

Long term debt                                             6,359           6,359
----------------------------------------------------------------------------------

MINORITY INTEREST [note 1]                                64,339         159,430
----------------------------------------------------------------------------------
Commitments and contingencies [note 9]

STOCKHOLDERS' EQUITY
Common shares (December 1999 - 16,425,533 shares);
  June 1999 - 15,429,033 shares [note 6, 12]               1,636           1,542
Series 1 Preference shares (December 1999 -
  500,000 shares; June 1999 - 500,000 shares)
  [note 6,12]                                                500             500
Additional paid up capital                             5,199,948       4,270,142
Accumulated deficit                                   (1,088,585)     (1,101,829)
----------------------------------------------------------------------------------
                                                       4,113,499       3,170,355
----------------------------------------------------------------------------------
                                                       7,771,421       6,633,180
==================================================================================

See accompanying notes

On behalf of the Board:


      Director  /s/      SCOTT FEAGAN
              ------------------------------

AXYN CORPORATION
Consolidated Statement of Loss (unaudited) as of December 31, 1999


    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                            (U.S. dollars, U.S. GAAP)


                                                   THREE MONTHS ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                                       1999                1998               1999                 1998
                                                         $                   $                  $                    $
SALES                                               2,849,024              68,601           4,302,754              95,002
Cost of sales                                       1,318,926                   0           2,198,142                   0
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                        1,530,098              68,601           2,104,612              95,002
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Selling, general and administrative                 1,116,771              79,633           1,955,572             375,287
Amortization                                          134,898                   0             267,815                   0
Financial expense                                      10,974                   0              21,824                   0
Research and development                               42,287                   0              77,752                   0
--------------------------------------------------------------------------------------------------------------------------
                                                    1,304,930              79,633           2,322,963             375,287
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST            225,168             (11,032)           (218,351)           (280,285)
--------------------------------------------------------------------------------------------------------------------------
Minority interest                                     (14,263)                  0              95,091                   0
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                      210,905             (11,032)           (123,260)           (280,285)
--------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                 83,151                   0              84,821                   0
Gain on sale of securities                             51,683                   0              51,683                   0
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD            345,739             (11,032)             13,244            (280,285)
--------------------------------------------------------------------------------------------------------------------------

Basic and diluted income (loss) per share                0.02              (0.001)              0.001               (0.02)
Weighted average number of shares
  outstanding [note 1]                             16,425,533          12,185,532          16,425,533          12,185,532

See accompanying note

AXYN CORPORATION
Consolidated Statement of Changes in Stockholders' Equity (unaudited) as of December 31, 1999

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                            (U.S. dollars, U.S. GAAP)

                                                                                                      ACCUMULATED OTHER
                                                    SERIES 1    PAR VALUE  PAID IN CAPITAL   DEFICIT  COMPREHENSIVE LOSS    TOTAL
                                   COMMON          PREFERRED        $             $             $              $              $
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 24, 1998                --            --                         --              --          --              --
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
 Private placement of shares       8,072,367            --          807        68,044              --          --          68,851
 Issued for services               2,386,366            --          239        78,876              --          --          79,115
 Acquisition of Monroe Group
  Inc.                                71,267            --            7         2,370              --          --           2,377
 Reverse take-over                 1,170,000            --          117          (116)             --          --               1
 Shares subscriptions received
  in advance                              --            --           --       190,253              --          --         190,253
Loss                                      --            --           --            --        (287,011)        3,305      (283,706)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998            11,700,000            --        1,170       339,427        (287,011)        3,305        56,891
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
 Private placement of shares         612,033            --           61       728,035              --          --         728,096
 Acquisition of Burlington           225,000            --           22       365,603              --          --         365,625
 Acquisition of AXYN Tech.         1,000,000       500,000          600       831,746              --          --         832,346
 Acquisition of Syscan             1,300,000            --          130     1,377,870              --          --       1,378,000
 Acquisition of Mobitech             282,000            --           28       298,892              --          --         298,920
 Acquisition of SIQ                  110,000            --           11       116,589              --          --         116,600
 Acquisition of CDI                  200,000            --           20       211,980              --          --         212,000
Loss                                      --            --           --            --        (823,131)        5,008      (818,123)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999            15,429,033       500,000        2,042     4,270,142      (1,110,142)        8,313     3,170,355
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
 Private placement of shares         430,000            --           43       429,957              --          --         430,000
 Loss                                     --            --           --            --        (334,165)        1,670      (332,495)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999       15,859,033       500,000        2,085     4,700,099      (1,444,307)        9,983     3,267,860
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Private placement of shares          616,500            --           62       616,438              --          --         616,500
Retirement of shares
Retirement of SIQ shares             (50,000)           --          (11)     (116,589)             --          --        (116,600)
Profit                                    --            --           --            --         210,905        134,834      345,739
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999        16,425,533       500,000        2,136     5,199,948      (1,233,402)       144,817    4,113,499
----------------------------------------------------------------------------------------------------------------------------------

See accompanying note

AXYN CORPORATION
Consolidated Statement of Cash Flows (unaudited) as of December 31,1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. dollars, U.S. GAAP)

                                                     JULY 1, 1999    JULY 1, 1998
                                                    TO DECEMBER 31,  TO DECEMBER 31,
                                                          1999            1998
                                                            $               $
------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  13,244        (280,285)
Non-cash items:
  Amortization                                           267,815              --
  Shares issued for services                             430,000              --
------------------------------------------------------------------------------------
Change in non-cash working capital                       711,059        (280,285)
  Increase in accounts receivable                       (593,591)       (311,099)
  Increase in other working capital items               (310,251)             --
  Increase in prepaid expenses                          (143,895)         (2,677)
  Increase in accounts payable                           169,112         132,272
------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                       (167,566)       (461,789)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition costs                                            --               --
Increase in intangible assets                           (430,582)             --
Additions to fixed assets                                (87,310)        (19,499)
------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (517,892)        (19,499)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Shareholder loans                                        676,228         106,633
Issue of common and preference shares                    499,900         272,048
------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                  1,176,128         378,681
------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   84,821              --
------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents     490,670        (102,607)
Cash and cash equivalents, beginning of period           (43,703)        142,175
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 446,967          39,568
------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: [note 13]

See accompanying notes

AXYN CORPORATION
Notes to Consolidated Financial Statements (unaudited) as of December 31, 1999

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

These financial statements are the continuing financial statements of AXYN Corporation, which was incorporated on February 24, 1998 in Denver, Colorado.

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

GOING CONCERN

The financial statements have been prepared by management in accordance with U.S. GAAP on a going concern basis. This presumes that funds will be available to finance ongoing operations and capital expenditures and permit the realization of assets at their carrying values and the payment of liabilities in the normal course of operations for the foreseeable future. The corporation's ability to continue as a going concern is in substantial doubt and is dependant upon its ability to achieve sufficient revenues to cover expenses, or to obtain appropriate levels of financing on a timely basis, the outcome of which cannot be predicted at this time. Management of the Corporation has undertaken steps as part of a plan to improve operations with the goal of sustaining Corporate operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on mobile communications and computing; (ii) obtaining bank financing to support the Corporation's working capital needs. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the corporation be unable to continue its operations as a going concern.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

BASIS OF CONSOLIDATION

These consolidated financial statements include the accounts of AXYN Corporation and its wholly owned subsidiaries AXYN Canada Corporation ("AXYN Canada"), Burlington Systems Integration Inc. ("Burlington"), AXYN Technologies Corporation ("AXYN Tech"), Le Group Mobitech Inc. ("Mobitech"), 9016-7230 Quebec Inc. ("CDI"), AXYN International Gmbh ("a Swiss company"), UNITRA-AXYN Sp. Z.o.o.("a Polish company") and Syscan International Ltd. ("Syscan") of which the Corporation owns a controlling interest. Intercompany transactions and balances have been eliminated. Acquisitions during the period have been accounted for using the purchase method.

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

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

NET INCOME (LOSS) PER SHARE

Net income (loss) per common share has been computed on the basis of the weighted average number of shares outstanding. In accordance with the rules of the Securities and Exchange Commission, any stock sold at a nominal value, as compared to the public offering, should be considered outstanding for all periods presented.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

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

Revenue, expenses, assets and liabilities are substantially in Canada, with the exception of revenues generated in Europe by AXYN International, which amounted to $228,148 this quarter. The following information summarizes the second quarter results by organization:


----------------------------------------------------------------------------------------------------------------------------------
                         SALES     % OF       COST OF     % OF      GROSS       % OF       SG&A       % OF              NET INCOME
ORG/SUBSIDIARY            USD      SALES       SALES      COGS      PROFIT       GP      EXPENSES     EXP.     OTHER      (LOSS)
----------------------------------------------------------------------------------------------------------------------------------
AXYN Canada           $1,640,923     58%    $  536,960     41%    $1,103,963     72%    $  556,161     50%    $18,254    $529,548
Syscan                $  979,953     34%    $  610,442     46%    $  369,511     24%    $  242,647     22%    $18,595    $108,269
AXYN Technologies     $       --      0%    $       --      0%    $       --      0%    $   14,445      1%    $   260    $(14,705)
AXYN International    $  228,148      8%    $  171,524     13%    $   56,624      4%    $   83,523      7%    $15,103    $(42,002)
----------------------------------------------------------------------------------------------------------------------------------
TOTALS                $2,849,024    100%    $1,318,926    100%    $1,530,098    100%    $1,116,771    100%    $67,588    $345,739
----------------------------------------------------------------------------------------------------------------------------------

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

2.    ACCOUNTS RECEIVABLE

Accounts receivable include no allowance for doubtful accounts.


3.    INVENTORIES

                                            DECEMBER          JUNE
                                              1999            1999
                                                $               $
---------------------------------------------------------------------
Raw materials                                343,184         593,756
Work in progress                              10,317          41,285
Finished goods                               454,918         488,547
Valuation allowance                                0         (47,122)
---------------------------------------------------------------------
                                             808,419       1,076,466
---------------------------------------------------------------------


4.    FIXED ASSETS

                                           DECEMBER 1999                JUNE 1999
                                       -----------------------     ---------------------
                                                   ACCUMULATED               ACCUMULATED
                                       COST       AMORTIZATION      COST    AMORTIZATION
                                         $              $             $            $
----------------------------------------------------------------------------------------
Leasehold improvements                 17,820         13,568        17,626       12,935
Office furniture and equipment        179,967        118,239       134,703       79,892
Computer equipment and software       452,123        305,096       410,271      272,687
----------------------------------------------------------------------------------------
                                      649,910        436,903       562,600      365,514
Accumulated amortization             (436,903)                    (365,514)
----------------------------------------------------------------------------------------
                                      213,007                      197,086
----------------------------------------------------------------------------------------


5.    INTANGIBLE ASSETS

                                       DECEMBER 1999                  JUNE 1999
                                   -----------------------    --------------------------
                                               ACCUMULATED                   ACCUMULATED
                                   COST       AMORTIZATION       COST       AMORTIZATION
                                     $              $              $              $
----------------------------------------------------------------------------------------
Goodwill                        4,638,543        258,754      4,185,564         28,875
Patents                             6,142          3,015          6,026          1,955
Use of trade mark `Unitra'         12,000              0              0              0
----------------------------------------------------------------------------------------
                                4,656,685        261,769      4,191,590         30,830
----------------------------------------------------------------------------------------
                                4,394,916                     4,160,760
----------------------------------------------------------------------------------------

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

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

                                        AXYN
                                    INTERNATIONAL
                                          $
-------------------------------------------------
Assets acquired
  Accounts receivable                  54,751
  Inventories                              --
  Other                                39,227
-------------------------------------------------
                                       93,978
Minority interest                          --
Liabilities assumed                  (535,627)
-------------------------------------------------
Net assets acquired                  (441,649)
Goodwill                              441,650
-------------------------------------------------
Purchase price                              1
-------------------------------------------------

Consideration
  Cash                                      1
  Note payable                             --
  Shares                                   --
-------------------------------------------------
                                            1
-------------------------------------------------

During the quarter, the company divested itself of its investment in SIQ in exchange for the return of shares of AXYN Corporation.

7.    BANK LOAN

The bank loan is available to Syscan on an overdraft or short term basis. Interest is determined at the time of borrowing based on the bank's prime plus 0.75%. The loan is secured by Syscan's trade receivables and inventory.

8.    SHAREHOLDER LOANS

Shareholder loans are due upon demand and bear interest at Nation Bank's prime rate plus 2%. At any time the shareholders have the right to convert such loans to common stock at a value of $1.50 per share.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

9.    FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

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

10.   INCOME TAXES

As of June 30, 1999, the Corporation had tax loss carryforwards of approximately $2,100,000 available to reduce future years' income for tax purposes. These losses expire over 2000 to 2006. In addition, the Corporation's subsidiary has scientific research and experimental development expenditures of $300,000 available to reduce future years income for tax purposes.

11.   CAPITAL STOCK


                                                            DECEMBER       JUNE
                                                              1999         1999
                                                                $            $
--------------------------------------------------------------------------------
Authorized
  30,000,000 common shares par value of $0.0001 per share,
    voting on the basis of one vote per share
  1,000,000 Series 1 preference shares par value of
    $0.001 per share, voting on the basis of three votes
    per share, convertible at anytime after December 31,
    2003 into common shares on the basis of three common
    shares for each preference shares
Issued and outstanding
      Common shares                                           1,636        1,542
      Series 1 Preferred shares                                 500          500
--------------------------------------------------------------------------------
                                                              2,136        2,042
================================================================================

Shares issued for services have been valued at the fair value of the services provided unless that value cannot be reasonably determined in which case the trading price of the shares is used.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                            (U.S. dollars, U.S. GAAP)

December 31, 1999

12.   CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION

                                                   DECEMBER         JUNE
                                                     1999           1999
                                                       $              $
---------------------------------------------------------------------------
  Interest                                              --              --
  Taxes                                                 --              --
  Shares issued for services                       430,000              --
  Shares issued for acquisitions                        --       2,316,083
---------------------------------------------------------------------------

ACQUISITIONS

                                                  FIRST HALF        Total
2000                                                 1999
                                                       $              $
---------------------------------------------------------------------------

Cash acquired                                       21,909          11,012
Total net assets acquired other than cash          (21,908)      4,058,979
Total purchase price                                     1       4,069,991
Less: cash acquired                                (21,909)        (11,012)
Less: non-cash consideration paid                   21,908      (3,844,991)
---------------------------------------------------------------------------
Cash paid net of cash acquired                      21,909         213,988
===========================================================================


13.   COMPARATIVE FIGURES

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

Overview

AXYN Corporation ("AXYN") is a Colorado corporation, which owns 100% of the outstanding shares of AXYN Canada Corporation ("ACC"), a Canadian corporation, AXYN Technologies Corporation ("ATC"), a Delaware corporation and AXYN International GmbH ("AI"), a Swiss company. AXYN Corporation is a global supplier of technology solutions. AXYN's primary businesses include: Mobile Communications and Computing (MC&C) solutions to the logistics, public safety, healthcare, and distance education market sectors; Control Centers; Internet Solutions; Y2K products and services; and Systems Integration. AXYN, ACC, ATC and AI are hereafter referred to collectively as the "Company".

The Company's Common Stock continues to trade on the National Quotation Bureau "Pink Sheets." under the symbol "AXYN". AXYN Corporation is a public reporting company having filed a Form 10-SB with the Securities and Exchange Commission
(SEC) and will be seeking a listing on the Smallcap market when it satisfies all requirements of the NASDAQ. The Company's corporate mailing address is AXYN Corporation, 2 Gurdwara Road, Suite 208, Nepean, Ontario, Canada K2E 1A2. Its telephone number is (613) 727-2996 and its fax number is (613) 727-3481.

AXYN's vision is to significantly expand its operations in wireless technology companies such that our shareholders can participate in a wide portfolio of mobile communication and computing related companies. We see the need for wireless products, software applications, specialized communications infrastructure and we will accomplish this through acquisitions and strategic partnerships such as those we have established through Syscan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

All figures reported in the enclosed December 31, 1999 second quarter report are stated in US dollars. AXYN prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States.

FINANCIAL RESULTS:

SELECTED FINANCIAL DATA

For the second quarter ending December 31, 1999 the Company recorded a profit of $345,739 or $0.02 per share as compared to a loss of $11,032 or ($0.001) per share for the quarter ended December 31, 1998. The profit for Q2 Fiscal 2000 is a result of Year 2000 contract work that peaked just prior to the millennium rollover and from increased sales of wireless products and mobile printers at Syscan International for the quarter. Quarter over quarter growth in sales was 195% from $1.454M to $2.849 M and for the six-month period ending December 31, 1999 sales grew 4,529% year-over-year from $0.095M to $4.302M. The company is continuing to invest in changing its business model to other non-year 2000 related businesses with specific concentration on the Mobile Communications and Computing (MC&C) market. During the quarter no new acquisitions were undertaken and management's focus was on the delivery of services associated with its Year 2000 contracts and on establishing strong management and business plans for each of its acquisitions and investments announced earlier in the year.

Set forth below are selected financial data for the Company.

                                      3 MONTHS ENDED   3 MONTHS ENDED
                                       DEC. 31, 1999    DEC. 31, 1998
      Net Sales                            $2,849,024          $68,601
      Comprehensive Income (loss)            $345,739        ($11,032)
      Profit (loss) per share                    0.02          (0.001)
      Total Assets                         $7,771,421         $393,503
      Total Current Assets                 $3,163,498         $365,889
      Long Term Liabilities                    $6,359               $0
      Cash Dividends                               $0               $0


RESULTS OF OPERATIONS

Set forth below are key financial data on the Company's operations showing consolidated results for the second quarter of fiscal 2000 and 1999 respectively.

                                               3 Months Ended  3 Months Ended         Year Ended
                                                Dec. 31, 1999   Dec. 31, 1998      June 30, 1999
      Revenue                                      $2,849,024        $ 68,601         $  465,361
      Cost of Sales                                $1,318,926        $      0         $  138,512
      Gross Profit                                 $1,530,098        $ 68,601         $  326,849
      Selling, G&A and Other expenses              $1,304,930        $ 79,633         $1,149,980
      Net Profit (Loss) (Basic and Diluted)        $  345,739        $(11,032)        $ (881,123)
      Profit (Loss) per share                            0.02          (0.001)             (0.07)

REVENUES

Q2 revenues increased to $2,849,024 over sales of $1,453,730 in Q1 FY2000 and $26,401 during the previous period. Quarter over quarter growth in sales was 195% from $1.454M to $2.849 M and for the six-month period ending December 31, 1999 sales grew 4,529% year-over-year from $0.095M to $4.302M. Revenues during the three month period ended December 31, 1999 included $1,604,247 from services provided in the delivery of Year 2000 contingency reports on mission critical buildings of the Canadian government, coast-to-coast under the "Standing Offer" supply contract with the Canadian Government, Syscan contributed $979,953 in revenue from the sale of ruggedized mobile printers and $228,148 in services was provided by Unitra-AXYN in support of their Year 2000 clients.

COST OF SALES

Cost of sales during the period were $1,318,926, that included $610,442 for Syscan primarily derived from the manufacture of rugged printers and $536,960 from the delivery of Year 2000 related services. The cost of sales includes direct costs associated with the delivery of services that were direct costs of labor to deliver Y2K embedded systems consulting services. In the case of Syscan the cost of sales reflects a gross profit of 24 % from the manufacture of mobile printers. Overall AXYN gross margins increased from 48.6% in Q1 to 69.2% in Q2. This was mainly a result of better margins received on the delivery of Y2K services by AXYN Canada during the period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses consist primarily of costs associated with the accounting and human resources needs, professional expenses, leasing of facilities, insurance, legal, depreciation expenses, and payroll. The General and Administrative expenses for the second quarter were $1,116,771 over $79,633 in the previous period ending December 31, 1998. Q1 FY2000 expenses were recorded at $1,018,033 or 70.0 % of sales compared to Q2 expenses of $1,304,930 or 45.8 % of sales a reduction of 24.2% quarter over quarter. In the current quarter costs increased marginally as a result of additional new hires to support its year-end Year 2000 services contracts.

Sales and Marketing expenses consist primarily of hiring sales staff, web site development, marketing materials, e.g., brochure development and printing costs, and hiring marketing staff.

RESEARCH AND DEVELOPMENT

The Company has reduced its research and development projects in Fiscal 2000 and is supporting Syscan International's efforts to develop new mobile communication products.

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

INTANGIBLE ASSETS

Intangible assets generated during the period was $12,000 associated with the use of the "UNITRA" trade name by AXYN International. Goodwill for the first six months of Fiscal Y2000 was $452,679 as a result of the acquisition of AXYN International and Unitra-AXYN less related purchase adjustments for SIQ.

CAPITAL RESOURCES

In the second quarter of fiscal 2000, the Company used $167,566 in its operations and invested $517,892 in acquisitions during the first six (6) months of FY2000 and the purchase of fixed assets. The Company had an opening bank overdraft position of $43,703 and raised $676,228 from additional shareholder loans and $499,900 from the issuance of shares. At December 31, 1999 the Company had a cash balance of $446,967. As noted earlier the Company has funded its operations primarily through sales of Year 2000 products and services, systems integration product and services sales, mobile printer sales, private sales of equity securities, and loans from shareholders.

LIQUIDITY

The Company has principal liquid resources, comprising cash, receivables, prepaid expenses and inventory of $3,150,259 as of December 31, 1999. Depending on the amount and timing of future sales and receipts, the Company will seek to raise additional capital during FY2000. The Company has filed a Form 10-SB with the SEC and will be seeking a listing on the Smallcap market when it satisfies all requirements of the NASDAQ.

The Company will address the issue of funding for the various business units acquired in subsequent business plans. Different and varied approaches will be adopted as needs vary and the nature of the business units will vary.

AXYN acquired a 57.6% controlling interest in Syscan International in June 1999. During the quarter AXYN converted a short-term loan, advanced to Syscan during the transition period, for equity that resulted in AXYN increasing its holdings in Syscan to 60.4% with voting control of 67.6%. On December 30, 1999 AXYN entered into a second private placement agreement with Syscan to raise an additional $C720,000 during AXYN's Q3 period. Management does not expect that AXYN's holdings will materially change as a result of the completion of this placement. Since AXYN's participation, the stock of Syscan (CDN:SYSN) moved from $C0.18 to $C0.50, increasing the value of AXYN's holdings in Syscan. These holdings represent AXYN's investment in Syscan, at fair market value. We believe continued growth in share price will provide Syscan with flexibility to generate additional financing through the equity markets and look to Syscan to be self-financing in the near future.

IMPACT OF ACQUISITIONS

No acquisitions occurred during the quarter. The Company expects to continue to seek out acquisitions that complement its existing lines of business. Specific acquisitions will also be targeted that allow the company to gain better entry into existing and new markets. The Company has identified both the US and European markets as targets for future acquisitions. To fund these acquisitions, the Company anticipates that it will raise capital through the sale of securities and through debt financing.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value. The Common Stock is subject to any Preferred Stock issued by the Company. The terms of the Preferred Stock are described below. As of December 31, 1999, the Company had issued and outstanding 16,425,533 shares of Common Stock.

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.001 per share. The Company has issued 500,000 shares Series 1 of Preferred Stock associated with the purchase of AXYN Technologies Corporation. The shares of Series 1 Preferred Stock are not convertible prior to December 31, 2003.

The Company acquired AXYN International GmbH effective July 7, 1999. Under the terms of the acquisition agreement, which included certain contingencies, the Company anticipates issuing 500,000 additional Series 1 of Preferred shares associated with the purchase of AXYN International GmbH upon satisfactory delivery of the contingencies.

MARKET PRICE OF COMMON EQUITY

The Company's Common Stock, par value $.0001 per share, is not eligible for listing on the NASDAQ system; however, the Company's Common Stock is traded on the National Quotation Bureau "Pink Sheets." On October 4, 1999 the company became a reporting issuer and is currently awaiting the SEC to complete its review of our FORM 10-SB submission. The NASD has stated that it will make every effort to get the Company back trading as soon as the SEC complete their review.

The following table sets forth the high and low bid prices for the Company's Common Stock since the beginning of the fiscal year 1998. The quotations reflect inter-dealer prices, with no retail mark-up, markdown or commissions, and may not represent actual transactions. The information presented has been derived from National Quotation Bureau, Inc.

  From            To       High Sales Price  Low Sales Price         Volume
                                  $                 $
 Jan'98         Mar'98           N/A               N/A                  N/A
 Apr'98         Jun'98           N/A               N/A                  N/A
July'98        Sept'98          2.750             0.375              47,500
 Oct'98         Dec'98          2.625             1.125             780,900
 Jan'99         Mar'99          2.625             0.875             810,100
 Apr'99         Jun'99          1.625             0.750             482,200
 Jul'99        Sept'99           1.25              0.25             351,700
 Oct'99         Dec'99          1.125             0.187             240,900

On December 31, 1999, the last reported bid and asked prices for the Common Stock were $0.437 and $0.437, respectively.

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

YEAR 2000 COMPLIANCE

The Company established a formal program to address any potential Y2K compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company reviewed all of its major internal operating systems and monitored any new additions to its internal operating systems for Y2K compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's Y2K specifications. The Company reviewed the status of its distributors, resellers and vendors with regards to Y2K compliance. The cost of the Company's Y2K compliance program did not have a material effect on the Company's results of operations or liquidity.

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

The worst case for the Company with respect to Y2K compliance would have been the failure of common services such as electrical supply, water supply, data or voice communications or other common services that may disrupt the Company's ability to provide services and products. For the Company, the consequences would have been that customers refused to pay for the Company's services and products and the Company would have suffered a decline in revenues. Costs would have gone up as the Company would seek to mitigate its problems. The Company could have lost its goodwill, reputation for reliability, and some or its entire customer base.

The Company did not experience any adverse results from Y2K failures to date.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

               N/A


Item 2. Changes in Securities

               N/A


Item 3. Defaults Upon Senior Securities

               N/A


Item 4. Submission of matters to a Vote of Shareholders

               N/A


Item 5. Other Information

               N/A


Item 6. Exhibits and Reports on Form 8-K

               None.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 19, 2000



AXYN Corporation

(Registrant)



/s/  SCOTT FEAGAN
---------------------------
Scott Feagan, President